Form 10-K
period 2017-12-31
SG Commercial Mortgage Securities Trust 2016-C5
filed 2018-03-22
CIK 1675928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Silverpeak Real Estate Finance LLC)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Plaza Mexico - Los Angeles Mortgage Loan, which constituted approximately 4.9% of the asset pool of the issuing entity as of its cut-off date.  The Plaza Mexico - Los Angeles Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Plaza Mexico - Los Angeles Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Plaza Mexico - Los Angeles Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Plaza Mexico - Los Angeles loan combination in the Morgan Stanley Capital I Trust 2016-UBS11 transaction, Commission File Number 333-206582-03 (the “MSC 2016-UBS11 Transaction”).  After the closing of the MSC 2016-UBS11 Transaction on August 25, 2016, this loan combination, including the Plaza Mexico - Los Angeles Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSC 2016-UBS11 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the MSC 2016-UBS11 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSC 2016-UBS11 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association as certificate administrator and as custodian, U.S. Bank National Association as trustee, certificate administrator and as custodian and CWCapital Asset Management LLC as special servicer.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities ("RMBS") trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.).  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

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

4.20         Amended and Restated Agreement Between Note Holders, dated as of February 15, 2017, by and between Wilmington Trust, National Association, as Trustee for the benefit of the Holders of CFCRE 2016-C6 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C6, as Note A-1 Holder, Wilmington Trust, National Association, as Trustee for the benefit of the Holders of SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-2 Holder and Société Générale, as Initial Note A-3 Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 27, 2017 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.3)

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

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan

35.20       U.S. Bank National Association, as Certificate Administrator of the 3 Executive Campus Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan

35.22       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Regent Portfolio Mortgage Loan (see Exhibit 35.3)

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

35.25       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       U.S. Bank National Association, as Certificate Administrator of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan

35.28       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Center Mortgage Loan (see Exhibit 35.3)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 35.3)

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan

35.34       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.3)

35.36       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.33)

35.37       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.34)

35.38       Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.3)

35.39       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 35.33)

35.40       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 35.34)

35.41       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 35.3)

35.42       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan

35.43       Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan

35.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan (see Exhibit 35.3)

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

Date: March 22, 2018

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

4.20         Amended and Restated Agreement Between Note Holders, dated as of February 15, 2017, by and between Wilmington Trust, National Association, as Trustee for the benefit of the Holders of CFCRE 2016-C6 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C6, as Note A-1 Holder, Wilmington Trust, National Association, as Trustee for the benefit of the Holders of SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-2 Holder and Société Générale, as Initial Note A-3 Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 27, 2017 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 33.7)

33.18       National Tax Search, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 33.8)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.2)

33.21       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 34.7)

34.18       National Tax Search, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 34.8)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.2)

34.21       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.3)

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

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan

35.20       U.S. Bank National Association, as Certificate Administrator of the 3 Executive Campus Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan

35.22       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Regent Portfolio Mortgage Loan (see Exhibit 35.3)

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

35.25       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       U.S. Bank National Association, as Certificate Administrator of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan

35.28       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Center Mortgage Loan (see Exhibit 35.3)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 35.3)

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan

35.34       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.3)

35.36       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.33)

35.37       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.34)

35.38       Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.3)

35.39       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 35.33)

35.40       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 35.34)

35.41       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 35.3)

35.42       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan

35.43       Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan

35.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan (see Exhibit 35.3)

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