Form 10-K/A
period 2017-12-31
SG Commercial Mortgage Securities Trust 2016-C5
filed 2018-09-24
CIK 1675928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.9 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.9 to the Original 10-K.

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

4.23         Amended and Restated Agreement Between Note Holders, dated as of September 15, 2016, by and between Wilmington Trust, National Association, as Trustee, for the benefit of the registered Holders of the SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-1 Holder, SPREF WH III LLC, as Initial Note A-2 Holder, SPREF WH III LLC, as Initial Note A-3 Holder and SPREF WH III LLC, as Initial Note A-4 Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.9         Berkeley Point Capital LLC, as Primary Servicer

33.10       Prudential Asset Resources, Inc., as Primary Servicer (Omitted. See Explanatory Notes to the Original 10-K.)

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.13       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the TEK Park Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.15       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the TEK Park Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.18       National Tax Search, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.21       Wilmington Trust, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.23       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.26       National Tax Search, LLC, as Servicing Function Participant of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.29       Wilmington Trust, National Association, as Trustee of the Marriott Saddle Brook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.31       Wells Fargo Bank, National Association, as Custodian of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.34       National Tax Search, LLC, as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.36 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.37       Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.39       Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.42       National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.45       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.45 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.48       National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.50       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan (filed as Exhibit 33.50 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.51       Wilmington Trust, National Association, as Trustee of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.52       Wells Fargo Bank, National Association, as Certificate Administrator of the Regent Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.53       Wells Fargo Bank, National Association, as Custodian of the Regent Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.54       Pentalpha Surveillance LLC, as Operating Advisor of the Regent Portfolio Mortgage Loan (filed as Exhibit 33.54 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Regent Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.56       National Tax Search, LLC, as Servicing Function Participant of the Regent Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.58       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 33.58 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.59       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 33.45 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.60       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.61       National Tax Search, LLC, as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.63       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (filed as Exhibit 33.50 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.64       Wilmington Trust, National Association, as Trustee of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.65       Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Center Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.66       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.67       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center Mortgage Loan (filed as Exhibit 33.54 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Center Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.69       National Tax Search, LLC, as Servicing Function Participant of the Renaissance Center Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (filed as Exhibit 33.36 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.71       CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.72       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.73       Wells Fargo Bank, National Association, as Custodian of the Plaza Mexico - Los Angeles Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.74       Park Bridge Lender Services LLC, as Operating Advisor of the Plaza Mexico - Los Angeles Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.75       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.76       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.77       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.78       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.79       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.80       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.81       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.82       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.83       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.84       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.85       Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.86       Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.87       Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.88       Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.89       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.90       National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.91       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.92       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.93       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.94       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.95       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.96       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.97       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.98       National Tax Search, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.99       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.100     Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.101     Wilmington Trust, National Association, as Trustee of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.102     Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.103     Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.104     Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.105     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Peachtree Mall Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

33.106     National Tax Search, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.9         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.10       Prudential Asset Resources, Inc., as Primary Servicer (Omitted. See Explanatory Notes to the Original 10-K.)

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.13       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes to the Original 10‑K.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the TEK Park Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.15       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the TEK Park Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.18       National Tax Search, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.21       Wilmington Trust, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.23       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.26       National Tax Search, LLC, as Servicing Function Participant of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.29       Wilmington Trust, National Association, as Trustee of the Marriott Saddle Brook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.31       Wells Fargo Bank, National Association, as Custodian of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.34       National Tax Search, LLC, as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.36 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.37       Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.39       Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.42       National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.45       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.45 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.48       National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.50       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan (filed as Exhibit 34.50 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.51       Wilmington Trust, National Association, as Trustee of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.52       Wells Fargo Bank, National Association, as Certificate Administrator of the Regent Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.53       Wells Fargo Bank, National Association, as Custodian of the Regent Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.54       Pentalpha Surveillance LLC, as Operating Advisor of the Regent Portfolio Mortgage Loan (filed as Exhibit 34.54 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Regent Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.56       National Tax Search, LLC, as Servicing Function Participant of the Regent Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.58       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 34.58 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.59       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 34.45 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.60       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.61       National Tax Search, LLC, as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.63       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (filed as Exhibit 34.50 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.64       Wilmington Trust, National Association, as Trustee of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.65       Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Center Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.66       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.67       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center Mortgage Loan (filed as Exhibit 34.54 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Center Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.69       National Tax Search, LLC, as Servicing Function Participant of the Renaissance Center Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (filed as Exhibit 34.36 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.71       CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.72       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.73       Wells Fargo Bank, National Association, as Custodian of the Plaza Mexico - Los Angeles Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.74       Park Bridge Lender Services LLC, as Operating Advisor of the Plaza Mexico - Los Angeles Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.75       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.76       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.77       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.78       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.79       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.80       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.81       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.82       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.83       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.84       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.85       Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.86       Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.87       Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.88       Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.89       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.90       National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.91       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.92       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.93       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.94       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.95       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.96       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.97       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.98       National Tax Search, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.99       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.100     Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.101     Wilmington Trust, National Association, as Trustee of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.102     Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.103     Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.104     Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.105     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Peachtree Mall Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

34.106     National Tax Search, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.5         Prudential Asset Resources, Inc., as Primary Servicer (Omitted. See Explanatory Notes to the Original 10-K.)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the TEK Park Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Saddle Brook Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 35.15 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 35.18 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (filed as Exhibit 35.19 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.20       U.S. Bank National Association, as Certificate Administrator of the 3 Executive Campus Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan (filed as Exhibit 35.21 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.22       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Regent Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (filed as Exhibit 35.24 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.25       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.26       U.S. Bank National Association, as Certificate Administrator of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan (filed as Exhibit 35.27 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.28       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Renaissance Center Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.31       CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.32       Wells Fargo Bank, National Association, as Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 35.33 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.34       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 35.34 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan  (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.36       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 35.33 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.37       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 35.34 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.38       Wells Fargo Bank, National Association, as Certificate Administrator of the OZRE Leased Fee Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.39       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 35.33 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.40       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 35.34 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.41       Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn by Marriott LAX Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.42       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (filed as Exhibit 35.42 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.43       Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (filed as Exhibit 35.43 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

35.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan  (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207074-01 and incorporated by reference herein)

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

Date: September 24, 2018