Form 10-K
period 2019-12-31
SG Commercial Mortgage Securities Trust 2016-C5
filed 2020-03-20
CIK 1675928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Société Générale, New York Branch

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 278-6461

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Holiday Inn Express Nashville - Downtown Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan and the Residence Inn by Marriott LAX Mortgage Loan, which constituted approximately 4.7%, 2.7% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Holiday Inn Express Nashville - Downtown Mortgage Loan, OZRE Leased Fee Portfolio Mortgage Loan and Residence Inn by Marriott LAX Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Holiday Inn Express Nashville - Downtown Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the OZRE Leased Fee Portfolio Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Residence Inn by Marriott LAX Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. Two of these loan combinations, including the Holiday Inn Express Nashville - Downtown Mortgage Loan and the Residence Inn by Marriott LAX Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Holiday Inn Express Nashville - Downtown loan combination and a pari passu portion of the Residence Inn by Marriott LAX loan combination in the CFCRE 2016-C6 Mortgage Trust transaction, Commission File Number 333-207567-03 (the “CFCRE 2016-C6 Transaction”).  One of these loan combinations, including the OZRE Leased Fee Portfolio Mortgage Loan, was serviced under the pooling and servicing agreement for the CFCRE 2016-C4 Transaction prior to the closing of the securitization of a pari passu portion of the OZRE Leased Fee Portfolio loan combination in the CFCRE 2016-C6 Transaction. After the closing of the CFCRE 2016-C6 Transaction on November 22, 2016, these loan combinations, including the Holiday Inn Express Nashville - Downtown Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan and the Residence Inn by Marriott LAX Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CFCRE 2016-C6 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of The Mall at Rockingham Park Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Renaissance Center Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan, the Regent Portfolio Mortgage Loan and the 3 Executive Campus Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Plaza Mexico - Los Angeles Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Renaissance Center Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan and the Regent Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Peachtree Mall Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan and the 3 Executive Campus Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Plaza Mexico - Los Angeles Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the AG Life Time Fitness Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan and the 3 Executive Campus Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Renaissance Center Mortgage Loan and the Regent Portfolio Mortgage Loan. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity. Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets. However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of LNR Partners, LLC because LNR Partners, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

CWCapital Asset Management LLC is the special servicer of the AG Life Time Fitness Portfolio Mortgage Loan on and after May 14, 2019 and the Plaza Mexico - Los Angeles Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for CWCapital Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because CWCapital Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of CWCapital Asset Management LLC because CWCapital Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the AG Life Time Fitness Portfolio Mortgage Loan prior to May 14, 2019 and the primary servicer of the Plaza Mexico - Los Angeles Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

Pentalpha Surveillance LLC is the operating advisor of the Renaissance Center Mortgage Loan and the Regent Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Plaza Mexico - Los Angeles Mortgage Loan.  Pursuant to the pooling and servicing agreement for the MSC 2016-UBS11 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Plaza Mexico - Los Angeles Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the AG Life Time Fitness Portfolio Mortgage Loan, the Regent Portfolio Mortgage Loan, the Renaissance Center Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan and the Holiday Inn Express Nashville - Downtown Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the COMM 2016-CCRE28 Transaction, the pooling and servicing agreement for the WFCMT 2016-C34 Transaction, the pooling and servicing agreement for the JPMCC 2016-JP2 Transaction, the pooling and servicing agreement for the CFCRE 2016-C6 Transaction and the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the AG Life Time Fitness Portfolio Mortgage Loan, the Regent Portfolio Mortgage Loan, the Renaissance Center Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan and the Holiday Inn Express Nashville - Downtown Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC d/b/a Newmark Knight Frank is the primary servicer)  and the primary servicer of the AG Life Time Fitness Portfolio Mortgage Loan, the 3 Executive Campus Mortgage Loan, the Regent Portfolio Mortgage Loan, The Mall at Rockingham Park Mortgage Loan, the Renaissance Center Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan and the Holiday Inn Express Nashville - Downtown Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the AG Life Time Fitness Portfolio Mortgage Loan, the Regent Portfolio Mortgage Loan, the Renaissance Center Mortgage Loan, the Plaza Mexico - Los Angeles Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the 3 Executive Campus Mortgage Loan and The Mall at Rockingham Park Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

With respect to the pari passu loan combinations that include the Regent Portfolio Mortgage Loan, the Renaissance Center Mortgage Loan, The Mall at Rockingham Park Mortgage Loan, the Plaza Mexico - Los Angeles Mortgage Loan and the AG Life Time Fitness Portfolio Mortgage Loan, the servicer compliance statements LNR Partners, LLC as special servicer of the Regent Portfolio Mortgage Loan and the Renaissance Center Mortgage Loan, Torchlight Loan Services, LLC as special servicer of The Mall at Rockingham Park Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Plaza Mexico - Los Angeles Mortgage Loan and special servicer of the AG Life Time Fitness Portfolio Mortgage Loan prior to May 14, 2019 and CWCapital Asset Management LLC as special servicer of the Plaza Mexico - Los Angeles Mortgage Loan and the AG Life Time Fitness Portfolio Mortgage Loan on and after May 14, 2019, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, trustee and custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

4.2           Pooling and Servicing Agreement, dated as of February 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of May 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Paying Agent, U.S. Bank National Association, as Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

4.5           Trust and Servicing Agreement, dated as of June 1, 2016, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, Torchlight Loan Services, LLC, as Special Servicer, U.S. Bank National Association, as Certificate Administrator and Custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

4.7           Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 21, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

4.11         Co-Lender Agreement, dated as of June 23, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, UBS Real Estate Securities Inc., as Note A-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of June 16, 2016, by and between Silverpeak Real Estate Finance LLC, as Initial Note A-1 Holder, and Silverpeak Real Estate Finance LLC, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

4.17         Co-Lender Agreement, dated as of June 28, 2016, by and between Barclays Bank PLC, as Initial Note 1 Holder, and Société Générale, as Initial Note 2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

4.20         Amended and Restated Agreement Between Note Holders, dated as of February 15, 2017, by and between Wilmington Trust, National Association, as Trustee for the benefit of the Holders of CFCRE 2016-C6 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C6, as Note A-1 Holder, Wilmington Trust, National Association, as Trustee for the benefit of the Holders of SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-2 Holder, and Société Générale, as Initial Note A-3 Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 27, 2017 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

4.23         Amended and Restated Agreement Between Note Holders, dated as of September 15, 2016, by and between Wilmington Trust, National Association, as Trustee, for the benefit of the registered Holders of the SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-1 Holder, SPREF WH III LLC, as Initial Note A-2 Holder, SPREF WH III LLC, as Initial Note A-3 Holder, and SPREF WH III LLC, as Initial Note A-4 Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

33.10       Prudential Asset Resources, Inc., as Primary Servicer (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan (see Exhibit 33.1)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 33.2)

33.13       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (see Exhibit 33.6)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 33.7)

33.17       National Tax Search, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 33.8)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)

33.19       Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.2)

33.20       Wilmington Trust, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       National Tax Search, LLC, as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 33.8)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Saddle Brook Mortgage Loan (see Exhibit 33.1)

33.26       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Saddle Brook Mortgage Loan (see Exhibit 33.2)

33.27       Wilmington Trust, National Association, as Trustee of the Marriott Saddle Brook Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of the Marriott Saddle Brook Mortgage Loan (see Exhibit 33.5)

33.29       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Saddle Brook Mortgage Loan (see Exhibit 33.6)

33.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (see Exhibit 33.7)

33.31       National Tax Search, LLC, as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (see Exhibit 33.8)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.1)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan prior to May 14, 2019

33.34       CWCapital Asset Management LLC, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan on and after May 14, 2019

33.35       Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.5)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.6)

33.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.7)

33.39       National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 33.8)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 33.1)

33.41       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 33.2)

33.42       U.S. Bank National Association, as Trustee and Custodian of the 3 Executive Campus Mortgage Loan

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (see Exhibit 33.6)

33.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 33.7)

33.45       National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 33.8)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan (see Exhibit 33.1)

33.47       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan

33.48       Wilmington Trust, National Association, as Trustee of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Regent Portfolio Mortgage Loan (see Exhibit 33.5)

33.50       Pentalpha Surveillance LLC, as Operating Advisor of the Regent Portfolio Mortgage Loan

33.51       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Regent Portfolio Mortgage Loan (see Exhibit 33.7)

33.52       National Tax Search, LLC, as Servicing Function Participant of the Regent Portfolio Mortgage Loan (see Exhibit 33.8)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.1)

33.54       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan

33.55       U.S. Bank National Association, as Trustee and Custodian of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.42)

33.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.7)

33.57       National Tax Search, LLC, as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.8)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan (see Exhibit 33.1)

33.59       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (see Exhibit 33.47)

33.60       Wilmington Trust, National Association, as Trustee of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center Mortgage Loan (see Exhibit 33.5)

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center Mortgage Loan (see Exhibit 33.50)

33.63       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Center Mortgage Loan (see Exhibit 33.7)

33.64       National Tax Search, LLC, as Servicing Function Participant of the Renaissance Center Mortgage Loan (see Exhibit 33.8)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.33)

33.66       CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.34)

33.67       Wells Fargo Bank, National Association, as Trustee of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Wells Fargo Bank, National Association, as Custodian of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.5)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.6)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.1)

33.71       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.2)

33.72       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.5)

33.74       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.6)

33.75       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.7)

33.76       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.8)

33.77       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 33.1)

33.78       Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 33.2)

33.79       Wilmington Trust, National Association, as Trustee of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (see Exhibit 33.5)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (see Exhibit 33.6)

33.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 33.7)

33.83       National Tax Search, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 33.8)

33.84       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.1)

33.85       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.2)

33.86       Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.90       National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.8)

33.91       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.1)

33.92       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.2)

33.93       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.5)

33.95       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.6)

33.96       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.7)

33.97       National Tax Search, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.8)

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

34.10       Prudential Asset Resources, Inc., as Primary Servicer (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan (see Exhibit 34.1)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 34.2)

34.13       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (see Exhibit 34.6)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 34.7)

34.17       National Tax Search, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 34.8)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)

34.19       Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.2)

34.20       Wilmington Trust, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       National Tax Search, LLC, as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 34.8)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Saddle Brook Mortgage Loan (see Exhibit 34.1)

34.26       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Saddle Brook Mortgage Loan (see Exhibit 34.2)

34.27       Wilmington Trust, National Association, as Trustee of the Marriott Saddle Brook Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of the Marriott Saddle Brook Mortgage Loan (see Exhibit 34.5)

34.29       Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Saddle Brook Mortgage Loan (see Exhibit 34.6)

34.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (see Exhibit 34.7)

34.31       National Tax Search, LLC, as Servicing Function Participant of the Marriott Saddle Brook Mortgage Loan (see Exhibit 34.8)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.1)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan prior to May 14, 2019

34.34       CWCapital Asset Management LLC, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan on and after May 14, 2019

34.35       Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.5)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.6)

34.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.7)

34.39       National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 34.8)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 34.1)

34.41       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 34.2)

34.42       U.S. Bank National Association, as Trustee and Custodian of the 3 Executive Campus Mortgage Loan

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (see Exhibit 34.6)

34.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 34.7)

34.45       National Tax Search, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 34.8)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan (see Exhibit 34.1)

34.47       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan

34.48       Wilmington Trust, National Association, as Trustee of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Regent Portfolio Mortgage Loan (see Exhibit 34.5)

34.50       Pentalpha Surveillance LLC, as Operating Advisor of the Regent Portfolio Mortgage Loan

34.51       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Regent Portfolio Mortgage Loan (see Exhibit 34.7)

34.52       National Tax Search, LLC, as Servicing Function Participant of the Regent Portfolio Mortgage Loan (see Exhibit 34.8)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.1)

34.54       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan

34.55       U.S. Bank National Association, as Trustee and Custodian of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.42)

34.56       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.7)

34.57       National Tax Search, LLC, as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.8)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan (see Exhibit 34.1)

34.59       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (see Exhibit 34.47)

34.60       Wilmington Trust, National Association, as Trustee of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center Mortgage Loan (see Exhibit 34.5)

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center Mortgage Loan (see Exhibit 34.50)

34.63       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Renaissance Center Mortgage Loan (see Exhibit 34.7)

34.64       National Tax Search, LLC, as Servicing Function Participant of the Renaissance Center Mortgage Loan (see Exhibit 34.8)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.33)

34.66       CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.34)

34.67       Wells Fargo Bank, National Association, as Trustee of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Wells Fargo Bank, National Association, as Custodian of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.5)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.6)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.1)

34.71       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.2)

34.72       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.5)

34.74       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.6)

34.75       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.7)

34.76       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.8)

34.77       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 34.1)

34.78       Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 34.2)

34.79       Wilmington Trust, National Association, as Trustee of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (see Exhibit 34.5)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (see Exhibit 34.6)

34.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 34.7)

34.83       National Tax Search, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 34.8)

34.84       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.1)

34.85       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.2)

34.86       Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.90       National Tax Search, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.8)

34.91       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.1)

34.92       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.2)

34.93       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.5)

34.95       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.6)

34.96       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.7)

34.97       National Tax Search, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.8)

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

35.4         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.5         Prudential Asset Resources, Inc., as Primary Servicer (Omitted. See Explanatory Notes.)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Saddle Brook Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Marriott Saddle Brook Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (see Exhibit 35.1)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan prior to May 14, 2019 (Omitted. See Explanatory Notes.)

35.14       CWCapital Asset Management LLC, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan on and after May 14, 2019 (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan (see Exhibit 35.1)

35.20       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan (see Exhibit 35.1)

35.22       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.1)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.2)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 35.1)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 35.2)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.1)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.2)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 35.1)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 35.2)

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

Date: March 19, 2020