Form 10-K
period 2025-12-31
SG Commercial Mortgage Securities Trust 2016-C5
filed 2026-03-18
CIK 1675928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The AG Life Time Fitness Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 3 Executive Campus Mortgage Loan, which constituted approximately 1.5% of the asset pool of the issuing entity as of its cut-off date.  The 3 Executive Campus Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 3 Executive Campus Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the CFCRE 2016-C4 Mortgage Trust transaction, Commission File Number 333-207567-02 (the “CFCRE 2016-C4 Transaction”). This loan combination, including the 3 Executive Campus Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C4 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Regent Portfolio Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Regent Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Regent Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2016-C34 transaction, Commission File Number 333-206677-05 (the “WFCMT 2016-C34 Transaction”). This loan combination, including the Regent Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2016-C34 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Mall at Rockingham Park Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The Mall at Rockingham Park Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Mall at Rockingham Park Mortgage Loan, three other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBSG 2016-MRP Mortgage Trust transaction (the “BBSG 2016-MRP Transaction”). This loan combination, including The Mall at Rockingham Park Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BBSG 2016-MRP Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Renaissance Center Mortgage Loan, which constituted approximately 4.1% of the asset pool of the issuing entity as of its cut-off date.  The Renaissance Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Renaissance Center Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Renaissance Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Renaissance Center loan combination in the JPMCC Commercial Mortgage Securities Trust 2016-JP2 transaction, Commission File Number 333-206361-04 (the “JPMCC 2016-JP2 Transaction”).  After the closing of the JPMCC 2016-JP2 Transaction on July 29, 2016, this loan combination, including the Renaissance Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMCC 2016-JP2 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Holiday Inn Express Nashville - Downtown Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan and the Residence Inn by Marriott LAX Mortgage Loan, which constituted approximately 4.7%, 2.7% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Holiday Inn Express Nashville - Downtown Mortgage Loan, OZRE Leased Fee Portfolio Mortgage Loan and Residence Inn by Marriott LAX Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Holiday Inn Express Nashville - Downtown Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the OZRE Leased Fee Portfolio Mortgage Loan, eight other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Residence Inn by Marriott LAX Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. Two of these loan combinations, including the Holiday Inn Express Nashville - Downtown Mortgage Loan and the Residence Inn by Marriott LAX Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Holiday Inn Express Nashville - Downtown loan combination and a pari passu portion of the Residence Inn by Marriott LAX loan combination in the CFCRE 2016-C6 Mortgage Trust transaction, Commission File Number 333-207567-03 (the “CFCRE 2016-C6 Transaction”).  One of these loan combinations, including the OZRE Leased Fee Portfolio Mortgage Loan, was serviced under the pooling and servicing agreement for the CFCRE 2016-C4 Transaction prior to the closing of the securitization of a pari passu portion of the OZRE Leased Fee Portfolio loan combination in the CFCRE 2016-C6 Transaction.  After the closing of the CFCRE 2016-C6 Transaction on November 22, 2016, these loan combinations, including the Holiday Inn Express Nashville - Downtown Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan and the Residence Inn by Marriott LAX Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CFCRE 2016-C6 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Peachtree Mall Mortgage Loan, which constituted approximately 3.2% of the asset pool of the issuing entity as of its cut-off date.  The Peachtree Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Peachtree Mall Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Peachtree Mall Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Peachtree Mall loan combination in the CSAIL 2016-C7 Commercial Mortgage Trust transaction, Commission File Number 333-207361-03 (the “CSAIL 2016-C7 Transaction”).  After the closing of the CSAIL 2016-C7 Transaction on November 22, 2016, this loan combination, including the Peachtree Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2016-C7 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of The Mall at Rockingham Park Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Renaissance Center Mortgage Loan, the Peachtree Mall Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan, the Regent Portfolio Mortgage Loan and the 3 Executive Campus Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of The Mall at Rockingham Park Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Renaissance Center Mortgage Loan, the Peachtree Mall Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan, the Regent Portfolio Mortgage Loan and the 3 Executive Campus Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Renaissance Center Mortgage Loan, the Peachtree Mall Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan and the Regent Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Regent Portfolio Mortgage Loan, the Renaissance Center Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan and the Holiday Inn Express Nashville - Downtown Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the WFCMT 2016-C34 Transaction, the pooling and servicing agreement for the JPMCC 2016-JP2 Transaction, the pooling and servicing agreement for the CFCRE 2016-C6 Transaction and the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Regent Portfolio Mortgage Loan, the Renaissance Center Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan and the Holiday Inn Express Nashville - Downtown Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the 3 Executive Campus Mortgage Loan, the Regent Portfolio Mortgage Loan, The Mall at Rockingham Park Mortgage Loan, the Renaissance Center Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan and the Holiday Inn Express Nashville - Downtown Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Regent Portfolio Mortgage Loan, the Renaissance Center Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Residence Inn by Marriott LAX Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the 3 Executive Campus Mortgage Loan and The Mall at Rockingham Park Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Regent Portfolio Mortgage Loan, the Renaissance Center Mortgage Loan and The Mall at Rockingham Park Mortgage Loan, the servicer compliance statements of LNR Partners, LLC as special servicer of the Regent Portfolio Mortgage Loan and the Renaissance Center Mortgage Loan and Torchlight Loan Services, LLC as special servicer of The Mall at Rockingham Park Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank Trust Company, National Association, as certificate administrator and trustee, and U.S. Bank National Association, as custodian.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 3 Executive Campus Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CFCRE 2016-C4 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2016-C4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Regent Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2016-C34 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCMT 2016-C34 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCMT 2016-C34 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Mall at Rockingham Park Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BBSG 2016-MRP Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the BBSG 2016-MRP Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBSG 2016-MRP Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Renaissance Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2016-JP2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMCC 2016-JP2 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2016-JP2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Holiday Inn Express Nashville - Downtown Mortgage Loan, the OZRE Leased Fee Portfolio Mortgage Loan and the Residence Inn by Marriott LAX Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2016-C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Peachtree Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2016-C7 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2016-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.2           Pooling and Servicing Agreement, dated as of May 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Paying Agent, U.S. Bank National Association, as Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

4.4           Trust and Servicing Agreement, dated as of June 1, 2016, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, Torchlight Loan Services, LLC, as Special Servicer, U.S. Bank National Association, as Certificate Administrator and Custodian, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of July 1, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on August 4, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 21, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

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

4.8           Co-Lender Agreement, dated as of June 23, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, UBS Real Estate Securities Inc., as Note A-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of June 16, 2016, by and between Silverpeak Real Estate Finance LLC, as Initial Note A-1 Holder, and Silverpeak Real Estate Finance LLC, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of May 18, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of May 24, 2016, between Natixis Real Estate Capital LLC, as Note A-1 Holder, and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of June 28, 2016, by and between Barclays Bank PLC, as Initial Note 1 Holder, and Société Générale, as Initial Note 2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of July 19, 2016, by and among Benefit Street Partners CRE Finance LLC, as Initial Note A-1 Holder, Benefit Street Partners CRE Finance LLC, as Initial Note A-2 Holder, and Benefit Street Partners CRE Finance LLC, as Initial Note A-3 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.14         Amended and Restated Agreement Between Note Holders, dated as of February 15, 2017, by and between Wilmington Trust, National Association, as Trustee for the benefit of the Holders of CFCRE 2016-C6 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C6, as Note A-1 Holder, Wilmington Trust, National Association, as Trustee for the benefit of the Holders of SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-2 Holder, and Société Générale, as Initial Note A-3 Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 27, 2017 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.15         Amended and Restated Co-Lender Agreement, dated as of July 19, 2016, between U.S. Bank National Association, as Trustee, for the benefit of the Holders of CFCRE 2016-C4 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C4, as Note A-1 Holder, Note A-4 Holder and Note A-5 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2-2 Holder, and Deutsche Bank Trust Company Americas, as Trustee, on behalf of the registered Holders of Citigroup Commercial Mortgage Trust 2016-C1, Commercial Mortgage Pass-Through Certificates, Series 2016-C1, as Note A-3 Holder, Note A-6 Holder, Note A-7 Holder and Note A-8 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of July 19, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K/A filed on July 20, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

4.17         Amended and Restated Agreement Between Note Holders, dated as of September 15, 2016, by and between Wilmington Trust, National Association, as Trustee, for the benefit of the registered Holders of the SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-1 Holder, SPREF WH III LLC, as Initial Note A-2 Holder, SPREF WH III LLC, as Initial Note A-3 Holder, and SPREF WH III LLC, as Initial Note A-4 Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2016 under Commission File No. 333-207074-01 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Rialto Capital Advisors, LLC, as Special Servicer

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer (Omitted. See Explanatory Notes.)

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.13       Trimont LLC, as Primary Servicer of the TEK Park Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.14       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 33.3)

33.15       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (see Exhibit 33.6)

33.17       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (see Exhibit 33.7)

33.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 33.8)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.20       Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.21       Trimont LLC, as Primary Servicer of the At Home Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.3)

33.23       Wilmington Trust, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.6)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.7)

33.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 33.8)

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.29       Trimont LLC, as Primary Servicer of the 3 Executive Campus Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.30       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 33.3)

33.31       U.S. Bank Trust Company, National Association, as Trustee of the 3 Executive Campus Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       U.S. Bank National Association, as Custodian of the 3 Executive Campus Mortgage Loan

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (see Exhibit 33.7)

33.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 33.8)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.36       Trimont LLC, as Primary Servicer of the Regent Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.37       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan

33.38       Wilmington Trust, National Association, as Trustee of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Wells Fargo Bank, National Association, as Custodian of the Regent Portfolio Mortgage Loan (see Exhibit 33.6)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Regent Portfolio Mortgage Loan

33.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Regent Portfolio Mortgage Loan (see Exhibit 33.8)

33.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.44       Trimont LLC, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.45       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan

33.46       U.S. Bank Trust Company, National Association, as Trustee of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       U.S. Bank National Association, as Custodian of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.32)

33.48       CoreLogic Solutions, LLC, as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (see Exhibit 33.8)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.50       Trimont LLC, as Primary Servicer of the Renaissance Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.51       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (see Exhibit 33.37)

33.52       Wilmington Trust, National Association, as Trustee of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center Mortgage Loan (see Exhibit 33.6)

33.54       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center Mortgage Loan (see Exhibit 33.40)

33.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Renaissance Center Mortgage Loan (see Exhibit 33.8)

33.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.58       Trimont LLC, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.59       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.3)

33.60       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.6)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.7)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.8)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.66       Trimont LLC, as Primary Servicer of the Peachtree Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.67       Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 33.3)

33.68       Wilmington Trust, National Association, as Trustee of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (see Exhibit 33.6)

33.70       Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (see Exhibit 33.7)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 33.8)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.73       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.74       Trimont LLC, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.75       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.3)

33.76       Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.6)

33.78       Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.7)

33.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 33.8)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.81       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.82       Trimont LLC, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.83       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.3)

33.84       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.6)

33.86       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.7)

33.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 33.8)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Rialto Capital Advisors, LLC, as Special Servicer

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer (Omitted. See Explanatory Notes.)

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.13       Trimont LLC, as Primary Servicer of the TEK Park Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.14       Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 34.3)

34.15       Wilmington Trust, National Association, as Trustee of the TEK Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Custodian of the TEK Park Mortgage Loan (see Exhibit 34.6)

34.17       Park Bridge Lender Services LLC, as Operating Advisor of the TEK Park Mortgage Loan (see Exhibit 34.7)

34.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the TEK Park Mortgage Loan (see Exhibit 34.8)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.20       Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.21       Trimont LLC, as Primary Servicer of the At Home Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.3)

34.23       Wilmington Trust, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.6)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.7)

34.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 34.8)

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.29       Trimont LLC, as Primary Servicer of the 3 Executive Campus Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.30       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 34.3)

34.31       U.S. Bank Trust Company, National Association, as Trustee of the 3 Executive Campus Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       U.S. Bank National Association, as Custodian of the 3 Executive Campus Mortgage Loan

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Executive Campus Mortgage Loan (see Exhibit 34.7)

34.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3 Executive Campus Mortgage Loan (see Exhibit 34.8)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.36       Trimont LLC, as Primary Servicer of the Regent Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.37       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan

34.38       Wilmington Trust, National Association, as Trustee of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Wells Fargo Bank, National Association, as Custodian of the Regent Portfolio Mortgage Loan (see Exhibit 34.6)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Regent Portfolio Mortgage Loan

34.41       CoreLogic Solutions, LLC, as Servicing Function Participant of the Regent Portfolio Mortgage Loan (see Exhibit 34.8)

34.42       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.44       Trimont LLC, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.45       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan

34.46       U.S. Bank Trust Company, National Association, as Trustee of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       U.S. Bank National Association, as Custodian of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.32)

34.48       CoreLogic Solutions, LLC, as Servicing Function Participant of The Mall at Rockingham Park Mortgage Loan (see Exhibit 34.8)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.50       Trimont LLC, as Primary Servicer of the Renaissance Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.51       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (see Exhibit 34.37)

34.52       Wilmington Trust, National Association, as Trustee of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the Renaissance Center Mortgage Loan (see Exhibit 34.6)

34.54       Pentalpha Surveillance LLC, as Operating Advisor of the Renaissance Center Mortgage Loan (see Exhibit 34.40)

34.55       CoreLogic Solutions, LLC, as Servicing Function Participant of the Renaissance Center Mortgage Loan (see Exhibit 34.8)

34.56       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.58       Trimont LLC, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.59       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.3)

34.60       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.6)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.7)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.8)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.66       Trimont LLC, as Primary Servicer of the Peachtree Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.67       Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 34.3)

34.68       Wilmington Trust, National Association, as Trustee of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (see Exhibit 34.6)

34.70       Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (see Exhibit 34.7)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 34.8)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.73       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.74       Trimont LLC, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.75       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.3)

34.76       Wilmington Trust, National Association, as Trustee of the OZRE Leased Fee Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.6)

34.78       Park Bridge Lender Services LLC, as Operating Advisor of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.7)

34.79       CoreLogic Solutions, LLC, as Servicing Function Participant of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 34.8)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.81       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.82       Trimont LLC, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.83       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.3)

34.84       Wilmington Trust, National Association, as Trustee of the Residence Inn by Marriott LAX Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Custodian of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.6)

34.86       Park Bridge Lender Services LLC, as Operating Advisor of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.7)

34.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 34.8)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Rialto Capital Advisors, LLC, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer (Omitted. See Explanatory Notes.)

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the TEK Park Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.8         Trimont LLC, as Primary Servicer of the TEK Park Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the TEK Park Mortgage Loan (see Exhibit 35.3)

35.10         Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11       Trimont LLC, as Primary Servicer of the At Home Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12         Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Executive Campus Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.14       Trimont LLC, as Primary Servicer of the 3 Executive Campus Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the 3 Executive Campus Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Regent Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.17       Trimont LLC, as Primary Servicer of the Regent Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.18       LNR Partners, LLC, as Special Servicer of the Regent Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.20       Trimont LLC, as Primary Servicer of The Mall at Rockingham Park Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.21       Torchlight Loan Services, LLC, as Special Servicer of The Mall at Rockingham Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Renaissance Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.23       Trimont LLC, as Primary Servicer of the Renaissance Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.24       LNR Partners, LLC, as Special Servicer of the Renaissance Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.26       Trimont LLC, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.27       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.3)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.29       Trimont LLC, as Primary Servicer of the Peachtree Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 35.3)

35.31       Wells Fargo Bank, National Association, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.32       Trimont LLC, as Primary Servicer of the OZRE Leased Fee Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the OZRE Leased Fee Portfolio Mortgage Loan (see Exhibit 35.3)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.35       Trimont LLC, as Primary Servicer of the Residence Inn by Marriott LAX Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.36       Rialto Capital Advisors, LLC, as Special Servicer of the Residence Inn by Marriott LAX Mortgage Loan (see Exhibit 35.3)

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

Date: March 18, 2026